Form 10-Q
period 2015-09-30
EverythingAmped, Inc.
filed 2015-11-20
CIK 1634413

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2015

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		   000-55386


                         EVERYTHINGAMPED, INC.
        (Exact name of registrant as specified in its charter)

                   BROWN GROTTO ACQUISITION CORPORATION
        (Former name of registrant as specified in its charter)


            Delaware                             47-3165462
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                           20 Erb Street, Unit 504
                         Waterloos, Ontario, Canada N2J 4A4
          (Address of principal executive offices)  (zip code)

                              226-749-4367
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2015

Common Stock, par value $0.0001               3,500,000

Documents incorporated by reference:            None

______________________________________________________________

                      UNAUDITED CONDENSED FINANCIAL STATEMENTS

Unaudited Condensed Financial Statements                        2-4

Notes to Unaudited Condensed Financial Statements               5-7

______________________________________________________________________

                         EVERYTHINGAMPED, INC.
                    UNAUDITED CONDENSED BALANCE SHEET


                                                September 30, 2015
                                                   ------------

 ASSETS
      Total assets                                $         -
                                                  ============

 LIABILITIES AND STOCKHOLDERS' DEFICIT

  Liabilities
      Total liabilities                                     -
                                                  ------------
  Stockholders' deficit
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding as of Sept 30, 2015              -

    Common stock, $0.0001 par value, 100,000,000
    shares authorized; 3,500,000 shares issued
    and outstanding as of September 30, 2015              350

    Discount on Common Stock                              (50)
    Subscription Receivable                              (300)
    Additional paid-in capital                          1,462

    Accumulated deficit                                (1,462)
                                                  ------------
      Total stockholders' deficit                           -
                                                  ------------
      Total liabilities and stockholders'
         deficit                                  $         -
                                                  ============

The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________
                             EVERYTHINGAMPED, INC.
                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         For the period from
                                           For the three    January 12, 2015
                                            months ended      (Inception) to
                                           Sept 30, 2015      Sept. 30, 2015
                                        -----------------  -----------------
    Revenue                             $            -     $            -

    Cost of revenue                                  -                  -
                                         -----------------  -----------------
    Gross profit                                     -                  -

    Operating expenses                              750             1,462
                                         -----------------  -----------------
    Operating loss                                 (750)           (1,462)

    Loss before income taxes                       (750)           (1,462)
                                        ==================  ==================
    Income tax expense                               -                  -

    Net loss                            $          (750)      $    (1,462)
                                        ==================  ==================
    Loss per share -
       basic and diluted                $        (0.00)     $        (0.00)
                                         ================== ==================
    Weighted average shares-
       basic and diluted                      17,277,174         18,273,946
                                         ------------------ ------------------



The accompanying notes are an integral part of these unaudited condensed financial statements.


______________________________________________________________________

                            EVERYTHINGAMPED, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS


                                                  For the period from
                                                     January 12, 2015
                                                      (Inception) to
                                                      Sept. 30, 2015
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

--------------------------------------------------------------------
                 EVERYTHINGAMPED, INC.
            Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

     EverythingAmped, Inc. (formerly Brown Grotto Acquisition Corporation) ("EverythingAmped" or the "Company") was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     On September 15, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and David Boulette was named the sole officer and director of the Company. Pursuant to the change in control the Company changed its name to EverythingAmped, Inc. On September 16, 2015, the Company issued 3,000,000 shares of common stock.

    The Company intends to develop through a business combination with an ongoing company or otherwise an online company offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform whih will provide unparalleled online advertising opportunities to companies of all sizes.

     The Company has been in the developmental stage since inception.

	The Company will attempt to locate and negotiate with a business entity for the combination of that target company with EverythingAmped. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K filed with the SEC on April 17, 2015. The results for the three months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015.

______________________________________________________________________

                          EVERYTHINGAMPED, INC.
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,462 from inception (January 12, 2015) to September 30, 2015. The Company had no working capital and an accumulated deficit of $1,462 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                          EVERYTHINGAMPED, INC.
            Notes to Unaudited Condensed Financial Statements

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


NOTE 4   STOCKHOLDERS' DEFICIT

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette as part of the change in control of the Company.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of November 1, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

______________________________________________________________________


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      EverythingAmped, Inc. (formerly Brown Grotto Acquisition Corporation) was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

	EverythingAmped ("EverythingAmped" or the "Company") is a blank check company and qualifies as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

    Since inception the Company's operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control.

	On September 15, 2015, the following events occurred resulting in a change of control:

    	The Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950

    	James Cassidy and James McKillop, the then current officers and directors resigned.

    	David Boulette was named the sole director and officer of the Company.

	On September 16, 2015, the Company issued 3,000,000 shares of its common stcok to David Boulette.

	The Company filed a Form 8-K noticing the change in control.

	 The Company intends to develop through a business combination with an ongoing company or otherwise an online company offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform allowing unparalleled online advertising opportunities to companies of all sizes.

   	The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to effect the business combination with a target company so as to develop its business plan of an integrated movile apps web site.

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

     As of September 30, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2015, the Company had sustained net loss of $1,462 and had an accumulated deficit of $1,462.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with Brown Grotto.


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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933:

     	On January 22, 2015, an aggregate of 20,000,000 shares to its then two officers and directors.

	On September 15, 2015, 19,500,000 of the outstanding 20,000,000
	shares were redeemed.

	On September 16, 2015, 3,000,000 shares were issued to David Boulette, the then new officer and director of the Company.

The total outstanding shares of common stock as of the date of this report is 3,500,000.


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

                            EVERYTHINGAMPED, INC.


                            By:   /s/ David Boulette
                                  President, Chief Financial Officer

Dated:   November 20, 2015