Form 10-K
period 2015-12-31
EverythingAmped, Inc.
filed 2016-04-14
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-55386

EVERYTHINGAMPED CORPORATION

(Exact name of registrant as specified in its charter)

BROWN GROTTO ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	47-3165462
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Erb Street, Unit 504

Waterloos, Ontario, Canada N2J 4A4

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 226-749-4367

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 14, 2016
Common Stock, par value $0.0001	3,500,000

Documents incorporated by reference: None

PART I

Item 1. Business

EverythingAmped Corporation (formerly Brown Grotto Acquisition Corporation) (“EverythingAmped” or the “Company”) was incorporated on January 12, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

EverythingAmped is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 2, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and effecting a change in control.

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

On September 16, 2015, the Company issued 3,000,000 shares of its common stock to David Boulette.

The Company filed a Form 8-K noting the change in control.

CURRENT ACTIVITIES

The Company intends to develop through a business combination with an ongoing company or otherwise an online company offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform allowing unparalleled online advertising opportunities to companies of all sizes.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to effect the business combination with a target company so as to develop its business plan of an integrated mobile apps web site.

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

No assurances can be given that EverythingAmped will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective business opportunities, EverythingAmped may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

As of December 31, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $4,025 and had an accumulated deficit of $4,025.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with EverythingAmped.

There is no assurance that the Company will ever be profitable.

Item 2. Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3. Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company’s securities.

Once and if a business combination is effected, the Company may wish to cause the Company’s common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION

January 22, 2015		10,000,000	$1,000
		(9,750,000 redeemed 9/15/2015)
July 9, 2015		10,000,000	$1,000
		(9,750,000 redeemed 9/15/2015)
September 16, 2015		3,000,000	$300

Item 6. Selected Financial Data

There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to effect the business combination with a target company so as to develop its business plan of an integrated mobile apps web site.

As of December 31, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $4,025 and had an accumulated deficit of $4,025.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with EverythingAmped.

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

No assurances can be given that EverythingAmped will be successful in locating or negotiating with any target company.

The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective business opportunities, EverythingAmped may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

2015 Year-End Analysis

The Company has received no income, has had no operations nor expenses, other than organization fees, fees related to the filing of the quarterly reports for the preparation of the Company’s financial statements.

As of December 31, 2015 the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $4,025 and had an accumulated deficit of $4,025.

Item 8. Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

After the change in control of EverythingAmped Corporation to new management, on April 7, 2016 the Board of Directors determined not to continue with the Registrant’s accountants and to engage a different accounting firm with whom they were familiar. On April 7, 2016, the former accountants, were dismissed.

In connection with the audits of the Company’s financial statements for the period from January 12, 2015 (inception) through the date of dismissal, April 7, 2016, there were no disagreements with the former accountants, Anton & Chia, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On April 7, 2016 (the “Engagement Date”), the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm. The decision to engage Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and identified the following material weaknesses:

Inadequate segregation of duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Saddler, Gibb & Associated, LLC, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Positions and Offices Held
David Boulette	President, Chief Financial Officer, Director

Management of the Company

The Company has no full time employees.

On September 15, 2015 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company.

Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company’s common stock.

David Boulette was named as the sole director of the Company and appointed its President and sole officer.

David Boulette serves as the sole director and officer of the Registrant. Mr. Boulette has vast expertise in computer technology and is knowledgeable in a vast array of computer operating systems (such as Windows, Linus, Solaris, UNIX, Mac OS, Vista) and languages (such as C++, Java, JSP, Prolog, Oracle, DB2, Flash, Action Script to name just a few). He has over 10 years of software development experience, extensive UML experience and is skill in database design using Oracle and SQL 2000/2005. Since 2010 to the president, Mr. Boulette was the chief executive of Bigdnet, a technology company he founded, focused on building media solutions for the digital advertising space. After developing a suite of products, he focused on investing in startups via marketing and development services. His company has helped to launch and develop many successful startups including a record label (roulettemediarecords.com), an online casino (Hotstripecasino.com), an advertising company (EverythingAmped.com) and a health food company (Healthysupplements.com). From 2006 to 2010, Mr. Boulette worked as Lead Software Engineer at LiveHive Systems, from 2003 to 2006, he was Senior Software Developer at ATS Automation and from 2000 to 2003 he was Software Developer at Kuntz Electroplating, Inc. Mr. Boulette received his BSC in Company Science in 2005 from WLU, Waterloo, Ontario.

Conflicts of Interest

David Boulette is the sole officer and director of the Company, and as such will be solely responsible for the decision regarding any business combination and such a business combination may be effected with a company with which Mr. Boulette has an interest.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company’s board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company’s board of directors.

Item 11. Executive Compensation

The Company’s sole officer and director does not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2015, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

David Boulette	3,000,000	86%

All Executive Officers and Directors as a Group (1 Person)	3,000,000

(1) Based on 3,500,000 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

David Boulette is the majority shareholder of the Company and also serves as its president, secretary and treasurer and sole director. During the period ending December 31, 2015, Mr. Boulette contributed capital to the Company by paying for expenses amounting to $1,462.

As the organizers and developers of Brown Grotto Acquisition Corporation the predecessor name to the Company, James Cassidy and James McKillop may be considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing its registration statement on Form 10. Tiber Creek Corporation, a company of which Mr. Cassidy is the sole director, officer and shareholder, paid all expenses incurred by the Company until January 12, 2015 the date of the change in control, without repayment.

The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Boulette would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit fees. The Company’s current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for 2015 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2015

Audit-Related Fees	$5,750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EverythingAmped Corporation (Formerly Brown Grotto Acquisition Corporation)

We have audited the accompanying balance sheet of EverythingAmped Corporation (Formerly Brown Grotto Acquisition Corporation) (“the Company”) as of December 31, 2015 and the related statements of income, stockholders’ deficit and cash flows for the period from January 12, 2015 (date of inception) through December 31, 2015. EverythingAmped Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EverythingAmped Corporation as of December 31, 2015, and the results of its operations and its cash flows for the period from January 12, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no working capital and an accumulated deficit as of December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 14, 2016

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

BALANCE SHEET

December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-

TOTAL CURRENT ASSETS	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,563

TOTAL CURRENT LIABILITIES	2,563

Commitments and Contingencies	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of December 31, 2015	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of December 31, 2015	350
Additional paid-in capital	1,112
Accumulated deficit	(4,025)

TOTAL STOCKHOLDERS’ DEFICIT	(2,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

STATEMENT OF OPERATIONS

For the period
January 12, 2015
(Inception) to
December 31, 2015

REVENUE	$-

OPERATING EXPENSES
General and administrative expenses	4,025
TOTAL OPERATING EXPENSES	4,025

LOSS FROM OPERATIONS	(4,025)

OTHER INCOME (EXPENSE)
-
TOTAL OTHER INCOME (EXPENSE)	-

LOSS BEFORE INCOME TAXES	(4,025)

INCOME TAX EXPENSE	-

NET LOSS	(4,025)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	14,423,513

The accompanying notes are an integral part of these financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

STATEMENT OF CHANGES IN SHAREHOLDERS DEFICIT

FROM JANUARY 12, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	No. of Shares	Value	No. of Shares	Value	Capital	(Deficit)	Deficit

Inception - January 12, 2015	-	$-	-	$-	$-	$-	$-

Issuance of common stock - former officers	-	-	20,000,000	2,000	(2,000)	-	-

Redemption of common stock - former officers	-	-	(19,500,000)	(1,950)	1,950	-	-

Issuance of common stock - to officer	-	-	3,000,000	300	(300)	-	-

Capital contribution - expenses paid by officer	-	-	-	-	1,462	-	1,462

Net loss for the period	-	-	-	-	-	(4,025)	(4,025)

Balance - December 31, 2015	-	$-	3,500,000	$350	$1,112	$(4,025)	$(2,563)

The accompanying notes are an integral part of these financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period from January 12, 2015 (Inception) to December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,025)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Expenses paid by officer and contributed as capital	1,462
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	2,563

NET CASH USED IN OPERATING ACTIVITIES	-

CASH FLOWS FROM INVESTING ACTIVITIES:
-

NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-

NET INCREASE (DECREASE) IN CASH	-

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-
Income Tax	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock issued to founders	$2,000
Redemption of common stock cancelled	$(1,950)
Common stock issued in change in control	$300

The accompanying notes are an integral part of these financial statements

Item 1. Financial Statements

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Financial Statements

December 31, 2015

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EverythingAmped Corporation (formerly Brown Grotto Acquisition Corporation) or “the Company” was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 15, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock. The then current officers and directors resigned and David Boulette was named the sole officer and director of the Company. Pursuant to the change in control the Company changed its name to EverythingAmped Corporation. On September 16, 2015, the Company issued 3,000,000 shares of common stock to Mr. Boulette.

The Company intends to develop through a business combination with an ongoing company or otherwise an online company offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform which will provide unparalleled online advertising opportunities to companies of all sizes.

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company has not earned any revenue from operations since inception.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to Financial Statements

December 31, 2015

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to Financial Statements

December 31, 2015

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $4,025 from inception (January 12, 2015) to December 31, 2015. The Company had no working capital and an accumulated deficit of $4,025 as of December 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-10-Technical Corrections and Improvements. The amendments in this Update cover a wide range of Topics in the Codification. The amendments in this Update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-240-Technical Corrections and Improvements, which has been deleted. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

On April 30, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2015-06 Earnings Per Share (Topic 260): Effects on Historical Earnings per Units of Master Limited Partnership Dropdown Transactions. Under Topic 260, Earnings Per Share, master limited partnerships (MLPs)\apply the two-class method to calculate earnings per unit (EPU) because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash. When a general partner transfers (or “drops down”) net assets to a master limited partnership and that transaction is accounted for as a transaction between entities under common control, the statements of operations of the master limited partnership are adjusted retrospectively to reflect the dropdown transaction as if it occurred on the earliest date during which the entities were under common control. The amendments in this Update specify that for purposes of calculating historical EPU under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner interest, and previously reported EPU of the limited partners would not change as a result of a dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs also are required. This Accounting Standards

Update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this ASU on the Company’s financial statements.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to Financial Statements

December 31, 2015

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed and cancelled 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette as part of the change in control of the Company.

During the period ending December 31, 2015, the Sole Officer paid for Company operating expenses as a capital contribution in the amount of $1,462, which has been recorded as additional paid-in capital.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

2015
Net loss before income taxes	$(4,025)
Income tax rate	0.34
Income tax recovery	(1,369)
Non-deductible	-
Valuation allowance change	1,369
Provision for income taxes	$-

The significant components of deferred income tax assets at December 31, 2015 are as follows:

2015
Net operating loss carry-forward	$1,369
Valuation allowance	(1,369)
Net deferred income tax asset	$-

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of December 31, 2015, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended December 31, 2015 and no interest or penalties have been accrued as of December 31, 2015. As of December 31, 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

INDEX TO EXHIBITS

Exhibit No.	Description

31*	Certification Pursuant to Section 302

32*	Certification Pursuant to Section 906

* Filed herewith.

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERYTHINGAMPED CORPORATION
Formerly Brown Grotto Acquisition Corporation

	By:	/s/ David Boulette
David Boulette
Chief Executive Officer, and Chief Financial Officer

Dated: April 14, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	April 14, 2016

13