Form 10-K/A
period 2015-12-31
EverythingAmped, Inc.
filed 2016-04-18
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

Documents incorporated by reference: None

Explanatory Note

The sole purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K of EverythingAmped Corporation for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

2

INDEX TO EXHIBITS

Exhibit No.	Description

31*	Certification Pursuant to Section 302

32*	Certification Pursuant to Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously filed.

** Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERYTHINGAMPED CORPORATION
Formerly Brown Grotto Acquisition Corporation

	By:	/s/ David Boulette
David Boulette
Chief Executive Officer, and Chief Financial Officer

Dated: April 18, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	April 18, 2016

4