Form 10-Q
period 2016-03-31
EverythingAmped, Inc.
filed 2016-05-16
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 16, 2016 there were 3,500,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$400	$2,563

TOTAL CURRENT LIABILITIES	400	2,563

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	350	350
Additional paid-in capital	9,470	1,112
Accumulated deficit	(10,220)	(4,025)

TOTAL STOCKHOLDERS’ DEFICIT	(400)	(2,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

		For the Period From
	For the Three	January 12, 2015
	Months Ended	(Inception) to
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	6,195	712
TOTAL OPERATING EXPENSES	6,195	712

LOSS FROM OPERATIONS	(6,195)	(712)

OTHER INCOME (EXPENSE)
	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(6,195)	(712)

INCOME TAX EXPENSE	-	-

NET LOSS	(6,195)	(712)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,500,000	20,000,000

The accompanying notes are an integral part of these unaudited financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period From
	For the Three	January 12, 2015
	Months Ended	(Inception) to
	March 31, 2016	March 31, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,195)	$(712)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Expenses paid by officer and contributed as capital	8,358	712
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(2,163)	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

March 31, 2016

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EverythingAmped Corporation (formerly Brown Grotto Acquisition Corporation) or “the Company” was incorporated on January 12, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On September 15, 2015, the Company effected a change in control by the redemption of 19,500,000 shares of the then outstanding 20,000,000 shares of common stock. The then current o fficers and directors resigned and David Boulette was named the sole officer and director of the Company. Pursuant to the change in control the Company changed its name to EverythingAmped Corporation. On September 16, 2015, the Company issued 3,000,000 shares of common stock to Mr. Boulette.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheet as of March 31, 2016 and unaudited condensed statements of operations for three months ended March 31, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements for each of the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying audited condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

March 31, 2016

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $6,195 for the period ended March 31, 2016. The Company had no working capital and an accumulated deficit of $10,220 as of March 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

March 31, 2016

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

This Accounting Standards update is the final version of Proposed Accounting Standards Update EITF-14A Earnings Per Share Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (Topic 260), which has been deleted. Effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. The amendments in this Update should be applied retrospectively for all financial statements presented. Management is in the process of assessing the impact of this on the Company’s financial statements.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2016, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed and cancelled 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette as part of the change in control of the Company.

During the period ending March 31, 2016, the Sole Officer paid for Company operating expenses as a capital contribution in the amount of $8,358, which has been recorded as additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Three Months Ended March 31, 2016 versus March 31, 2015

For the three months ended March 31, 2016 the Company had a net loss of $6,195 with no revenue versus a net loss of $712 with no revenue for the three months ended March 31, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the three month period ended March 31, 2016 were $6,195 versus $712 for the three months ended March 31, 2015. The increase in expenses is due to the costs associated with preparing the Company’s year-end financial statements.

Liquidity and Capital Resources

For the three months ended March 31, 2016, the Company had a working capital deficit of approximately $400 versus a working capital of approximately $0 as of March 31, 2015.

For the three months ended March 31, 2016 and 2015, there was no net cash provided by operating, investing or financing activities.

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

Off Balance Sheet Arrangements

As of March 31, 2016 there were no off balance sheet arrangements.

Plan of Operation in the Next Twelve Months

Our plan of operations for the next 12 months is as follows:

During 2016, the Company intends to develop an online company, offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform allowing unparalleled online advertising opportunities to companies of all sizes. The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture that is in its preliminary or development stage, that is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

Revenue Recognition

We consider revenue recognizable when persuasive evidence of an arrangement exists, the price is fixed or determinable, goods or services have been delivered, and collectability is reasonably assured. These criteria are assumed to have been met if a customer orders an item, the goods or services have been shipped or delivered to the customer, and we have sufficient evidence of collectability, such a payment history with the customer. Revenue that is billed and received in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. As of March 31, 2016, the Company does not have any critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. Our senior management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

INDEX TO EXHIBITS

Exhibit No.	Description

31*	Certification Pursuant to Section 302
32*	Certification Pursuant to Section 906

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this quarterly report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERYTHINGAMPED CORPORATION
Formerly Brown Grotto Acquisition Corporation

	By:	/s/ David Boulette
David Boulette
Chief Executive Officer, and Chief Financial Officer

Dated: May 16, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	May 16, 2016

