Form 10-Q
period 2016-06-30
EverythingAmped, Inc.
filed 2016-08-09
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 000-55386

EVERYTHINGAMPED CORPORATION

(Exact name of registrant as specified in its charter)

BROWN GROTTO ACQUISITION CORPORATION

(Former Name of Registrant as Specified in its Charter)

Delaware	47-3165462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 9, 2016 there were 3,500,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$400	$2,563

TOTAL CURRENT LIABILITIES	400	2,563

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	350	350
Additional paid-in capital	14,665	1,112
Accumulated deficit	(15,415)	(4,025)

TOTAL STOCKHOLDERS’ DEFICIT	(400)	(2,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For the Period From
			For the Six	January 12, 2015
	For the Three Months Ended		Months Ended	(Inception) to
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	5,195	-	11,390	712
TOTAL OPERATING EXPENSES	5,195	-	11,390	712

LOSS FROM OPERATIONS	(5,195)	-	(11,390)	(712)

OTHER INCOME (EXPENSE)	-	-	-	-

TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

LOSS BEFORE INCOME TAXES	(5,195)	-	(11,390)	(712)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(5,195)	-	(11,390)	(712)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,500,000	20,000,000	3,500,000	18,816,568

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period From
	For the Six	January 12, 2015
	Months Ended	(Inception) to
	June 30, 2016	June 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,390)	$(712)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Expenses paid by officer and contributed as capital	13,553	712
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(2,163)	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

June 30, 2016

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

The Company intends to develop, either through a business combination with an ongoing company or an online company offering, owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform. This platform will provide unparalleled online advertising opportunities to companies of all sizes.

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with EverythingAmped. The combination is expected to take the form of a merger, a stock-for-stock exchange or stock-for-assets exchange.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheet as of June 30, 2016 and unaudited condensed statements of operations and cash flows for the three and six months ended June 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements for each of the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying audited condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

June 30, 2016

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2016, there are no outstanding dilutive securities.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

June 30, 2016

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $11,390 for the period ended June 30, 2016. The Company had no working capital and an accumulated deficit of $15,415 as of June 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2016, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed and cancelled 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette as part of the change in control of the Company.

During the period ending June 30, 2016, Mr. Boulette, as the Company’s sole officer and director, paid for Company operating expenses as a capital contribution in the amount of $13,553 which has been recorded as additional paid-in capital.

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

Results of Operations

Three Months Ended June 30, 2016 versus June 30, 2015

For the three months ended June 30, 2016 the Company had a net loss of $5,195 with no revenue versus a net loss of $0 with no revenue for the three months ended June 30, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 were $5,195 versus $0 for the three months ended June 30, 2015. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements.

Six Months Ended June 30, 2016 versus June 30, 2015

For the six months ended June 30, 2016 the Company had a net loss of $11,390 with no revenue versus a net loss of $712 with no revenue for the six months ended June 30, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the six-month period ended June 30, 2016 were $11,390 versus $712 for the six months ended June 30, 2015. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements.

Liquidity and Capital Resources

For the six months ended June 30, 2016, the Company had a working capital deficit of approximately $400 versus a working capital of approximately $2,563 as of December 31, 2015.

For the six months ended June 30, 2016 and 2015, there was no net cash provided by operating, investing or financing activities.

During the period ending June 30, 2016, Mr. Boulette, as the Company’s sole officer and director, has financed operations in the amount of $13,553.

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

Off Balance Sheet Arrangements

As of June 30, 2016 there were no off balance sheet arrangements.

Plan of Operations for the Next Twelve Months

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

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. During the first six ending June 30, 2016, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2015.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016

As of June 30, 2016, we had limited accounting staff limited to our Chief Financial Officer and external consultants. Limited resources in this area do not provide sufficient staffing for internal control purposes. We monitor this situation closely and have ongoing plans to add support as needed in this area when resources permit.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the first two quarters of 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in lawsuits, claims, investigations and proceedings, including pending opposition proceedings involving patents that arise in the ordinary course of business. There are no matters pending that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVERYTHINGAMPED CORPORATION

	By:	/s/ David Boulette
David Boulette
Principal Executive Officer, and Principal Financial and Accounting Officer

Dated: August 9, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director, Principal Executive Officer and Principal Financial and Accounting Officer	August 9, 2016

