Form 10-Q
period 2016-09-30
EverythingAmped Corp
filed 2016-11-14
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016 there were 3,500,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,900	$2,563

TOTAL CURRENT LIABILITIES	1,900	2,563

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	350	350
Additional paid-in capital	36,884	1,112
Accumulated deficit	(39,134)	(4,025)

TOTAL STOCKHOLDERS’ DEFICIT	(1,900)	(2,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the Period From January 12, 2015 (Inception) to
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	23,719	750	35,109	1,462
TOTAL OPERATING EXPENSES	23,719	750	35,109	1,462

LOSS FROM OPERATIONS	(23,719)	(750)	(35,109)	(1,462)

OTHER INCOME (EXPENSE)
	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

LOSS BEFORE INCOME TAXES	(23,719)	(750)	(35,109)	(1,462)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(23,719)	(750)	(35,109)	(1,462)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,500,000	17,277,174	3,500,000	18,273,946

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

For the Period From
	For the Nine	January 12, 2015
	Months Ended	(Inception) to
	September 30, 2016	September 30, 2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,109)	$(1,462)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Expenses paid by officer and contributed as capital	35,772	1,462
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	(663)	-

NET CASH USED IN OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

September 30, 2016

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

BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheet as of September 30, 2016, unaudited condensed statements of operations for the three and nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements for each of the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K. The accompanying audited condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

September 30, 2016

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2016.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

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

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Unaudited Financial Statements

September 30, 2016

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $35,109 for the period ended September 30, 2016. The Company had no working capital and an accumulated deficit of $39,134 as of September 30, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2016, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed and cancelled 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette as part of the change in control of the Company.

During the period ending September 30, 2016, Mr. Boulette, as the Company’s sole officer and director, paid for Company operating expenses as a capital contribution in the amount of $35,772 which has been recorded as additional paid-in capital.

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

Results of Operations

Three Months Ended September 30, 2016 versus September 30, 2015

For the three months ended September 30, 2016 the Company had a net loss of $23,719 with no revenue versus a net loss of $750 with no revenue for the three months ended September 30, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the three months ended September 30, 2016 were $23,719 versus $750 for the three months ended September 30, 2015. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Nine Months Ended September 30, 2016 versus September 30, 2015

For the nine months ended September 30, 2016 the Company had a net loss of $35,109 with no revenue versus a net loss of $1,462 with no revenue for the nine months ended September 30, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the nine-month period ended September 30, 2016 were $35,109 versus $1,462 for the nine months ended September 30, 2015. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Liquidity and Capital Resources

For the nine months ended September 30, 2016, the Company had a working capital deficit of approximately $1,900 versus a working capital of approximately $2,563 as of December 31, 2015.

For the nine months ended September 30, 2016 and 2015, there was no net cash provided by operating, investing or financing activities.

During the period ending September 30, 2016, Mr. Boulette, as the Company’s sole officer and director, has financed operations in the amount of $35,772.

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

Off Balance Sheet Arrangements

As of September 30, 2016 there were no off balance sheet arrangements.

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

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015. During the first nine months ending September 30, 2016, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

As of September 30, 2016, we had limited accounting staff limited to our Chief Financial Officer and external consultants. Limited resources in this area do not provide sufficient staffing for internal control purposes. We monitor this situation closely and have ongoing plans to add support as needed in this area when resources permit.

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

Dated: November 14, 2016

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director, Principal Executive Officer and Principal Financial and Accounting Officer	November 14, 2016

