Form 10-K
period 2016-12-31
EverythingAmped Corp
filed 2017-03-30
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

75 Broadway – Suite 202

San Francisco, CA 94111

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

$ 0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2017
Common Stock, par value $0.0001	3,992,491

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

As of December 31, 2016 the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $51,787 and had an accumulated deficit of 55,812.

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

Since inception, the Company has sold securities which were not registered as follows:

DATE	NAME	NUMBER OF SHARES	CONSIDERATION

January 22, 2015		10,000,000	$1,000
		(9,750,000 redeemed 9/15/2015 )
July 9, 2015		10,000,000	$1,000
		(9,750,000 redeemed 9/15/2015 )
September 16, 2015		3,000,000	$300

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

Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

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

Results of Operations

Years Ended December 31, 2016 versus December 31, 2015

For the year ended December 31, 2016 the Company had a net loss of $51,787 with no revenue versus a net loss of $4,025 with no revenue for the year ended December 31, 2015.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the year ended December 31, 2016 were $51,787 versus $4,025 for the year ended December 31, 2015. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Liquidity and Capital Resources

For the year ended December 31, 2016, the Company had a working capital deficit of approximately $3,636 versus a working capital of approximately $2,563 as of December 31, 2015.

For the years ended December 31, 2016 and 2015, there was no net cash provided by operating, investing or financing activities.

During the period ending December 31, 2016, Mr. Boulette, as an officer and director of the Company, has financed operations in the amount of $50,714.

Going Concern Qualification

Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended December 31, 2016 and 2015. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with EverythingAmped.

Off-Balance Sheet Arrangements

As of December 31, 2016 there were no off balance sheet arrangements.

Plan of Operations for the Next Twelve Months

Our plan of operations for the next 12 months is as follows:

During 2017, the Company intends to develop an online company, offering owned and operated web sites and hundreds of mobile apps integrated exclusively to build a custom Demand Side Platform allowing unparalleled online advertising opportunities to companies of all sizes. The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 1 to the consolidated financial statements which form a part of this Form 10-K. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the period. Actual results could differ from these estimates. We consider certain accounting policies related to accrued to be significant to our business operations and the understanding of our results of operations.

Accrued Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Examples of estimated expenses for which we accrue include professional service fees and fees paid to consultants. Our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. In the event that we do not identify certain costs which have begun to be incurred or we under-estimate or over-estimate the level of services performed or the costs of such services for a period, our reported expenses for such period would be too low or too high. We make these estimates based upon the facts and circumstances known to us in accordance with generally accepted accounting principles.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of December 31, 2016 and December 31, 2015	F-2

Statement of Operations for the year ended December 31, 2016 and for the period from January 12, 2015 (Inception) to December 31, 2015	F-3

Statement of Changes in Stockholders’ Equity for the year ended December 31, 2016 and the period from January 12, 2015 (Inception) to December 31, 2015	F-4

Statements of Cash Flows for the year ended December 31, 2016 and for the period from January 12, 2015 (Inception) To December 31, 2015	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

EverythingAmped Corporation

We have audited the accompanying balance sheets of EverythingAmped Corporation (“the Company”) as of December 31, 2016 and 2015, and the related statements of income, stockholders’ deficit and cash flows for the year ended December 31, 2016 and for the period from January 12, 2015 (date of inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EverythingAmped Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from January 12, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2017

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,636	$2,563

TOTAL CURRENT LIABILITIES	3,636	2,563

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	-	-

Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	350	350
Additional paid-in capital	51,826	1,112
Accumulated deficit	(55,812)	(4,025)

TOTAL STOCKHOLDERS’ DEFICIT	(3,636)	(2,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

STATEMENTS OF OPERATIONS

		For the Period From
		January 12, 2015
	For the Year Ended	(Inception) to
	December 31, 2016	December 31 2015

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative expenses	51,787	4,025
TOTAL OPERATING EXPENSES	51,787	4,025

LOSS FROM OPERATIONS	(51,787)	(4,025)

OTHER INCOME (EXPENSE)
	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(51,787)	(4,025)

INCOME TAX EXPENSE	-	-

NET LOSS	(51,787)	(4,025)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,500,000	14,423,513

The accompanying notes are an integral part of these financial statements.

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2016 AND FROM JANUARY 12, 2015

(INCEPTION) THROUGH DECEMBER 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	No. of Shares	Value	Capital	Deficit	Deficit

Inception - January 12, 2015	-	$-	$-	$-	$-

Issuance of common stock - former officers	20,000,000	2,000	(2,000)	-	-

Redemption of common stock - former officers	(19,500,000)	(1,950)	1,950	-	-

Issuance of common stock - to officer	3,000,000	300	(300)	-	-

Capital contribution - expenses paid by officer	-	-	1,462	-	1,462

Net loss for the period	-	-	-	(4,025)	(4,025)
Balance - December 31, 2015	3,500,000	$350	$1,112	$(4,025)	$(2,563)

Capital contribution - expenses paid by officer	-	-	50,714	-	50,714

Net loss for the period	-	-	-	(51,787)	(51,787)
Balance - December 31, 2016	3,500,000	$350	$51,826	$(55,812)	$(3,636)

The accompanying notes are an integral part of these financial statements

EVERYTHINGAMPED CORPORATION

(formerly Brown Grotto Acquisition Corporation)

STATEMENTS OF CASH FLOWS

			For the Period From
			January 12, 2015
	For the Year Ended		(Inception) to
	December 31, 2016		December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(51,787)	$(4,025)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Expenses paid by officer and contributed as capital		50,714	1,462
Changes in Assets and Liabilities:
Accounts payable and accrued expenses		1,073	2,563

NET CASH USED IN OPERATING ACTIVITIES		-	-

NET CHANGE IN CASH		-

CASH AT BEGINNING OF YEAR		-	-

CASH AT END OF YEAR		$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest		$-	$-
Income Tax		$-	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Common stock issued to founders	$		$2,000
Redemption of common stock cancelled	$		$(1,950)
Common stock issued in change in control	$		$300

The accompanying notes are an integral part of these financial statements.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016.

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $51,787 in the year ended December 31, 2016. The Company had no working capital and an accumulated deficit of $55,812 as of December 31, 2016. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

December 31, 2016 and December 31, 2015

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company has not determined the effects of this update on the Company’s consolidated financial statements at this time.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On January 22, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. On September 15, 2015, the Company redeemed and cancelled 19,500,000 of the then outstanding 20,000,000 shares.

On September 16, 2015, the Company issued 3,000,000 shares to David Boulette (CEO) as part of the change in control of the Company.

During the period ending December 31, 2016, the Sole Officer paid for Company operating expenses as a capital contribution in the amount of $51,051, which has been recorded as additional paid-in capital.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016	2015
Net loss before income taxes	$(51,787)	$(4,025)
Income tax rate	0.34	0.34
Income tax recovery	(17,607)	(1,369)
Non-deductible	-	-
Valuation allowance change	17,607	1,369
Provision for income taxes	$-	$-

The significant components of deferred income tax assets at December 31, 2016 and December 31, 2015 are as follows:

	2016	2015
Net operating loss carry-forward	$18,976	$1,369
Valuation allowance	(18,976)	(1,369)
Net deferred income tax asset	$-	$-

EVERYTHINGAMPED CORPORATION (Formerly Brown Grotto Acquisition Corporation)

Notes to the Financial Statements

December 31, 2016 and December 31, 2015

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

As of December 31, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the period ended December 31, 2016 and no interest or penalties have been accrued as of December 31, 2016. As of December 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2015 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

On February 16, 2017, EverythingAmped, Inc. (the “Company”) consummated a private placement of 492,491 restricted shares of its common stock to seven accredited investors at a purchase price of $0.45 per share for a total  purchase price of $221,621. The Company is in the process of obtaining a transfer agent to issue the shares. As of the date of filing, these shares have not been issued.

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

On April 7, 2016 (the “Engagement Date”), the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm. The decision to engage Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors

Item 9A. Controls and Procedures

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s officer, its president, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and identified the following material weaknesses:

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

Sadler, Gibb & Associates, LLC, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Officers of the Company are as follows:

Name	Age	Position
David Boulette	37	Principal Executive Officer and Director
Mark Corrao	59	Principal Financial Officer
Brian Fields	39	Director
Phil Aspin	36	Director

David Boulette serves as a director and officer of the Registrant. Mr. Boulette has vast expertise in computer technology and is knowledgeable in a vast array of computer operating systems (such as Windows, Linus, Solaris, UNIX, Mac OS, Vista) and languages (such as C++, Java, JSP, Prolog, Oracle, DB2, Flash, Action Script to name just a few). He has over 10 years of software development experience, extensive UML experience and is skill in database design using Oracle and SQL 2000/2005. Since 2010 to the president, Mr. Boulette was the chief executive of Bigdnet, a technology company he founded, focused on building media solutions for the digital advertising space. After developing a suite of products, he focused on investing in startups via marketing and development services. His company has helped to launch and develop many successful startups including a record label (roulettemediarecords.com), an online casino (Hotstripecasino.com), an advertising company (EverythingAmped.com) and a health food company (Healthysupplements.com). From 2006 to 2010, Mr. Boulette worked as Lead Software Engineer at LiveHive Systems, from 2003 to 2006, he was Senior Software Developer at ATS Automation and from 2000 to 2003 he was Software Developer at Kuntz Electroplating, Inc. Mr. Boulette received his BSC in Company Science in 2005 from WLU, Waterloo, Ontario.

Mark Corrao has experience in financial management with a proven track record of raising capital and extraordinary bottom line management. He has been involved in the initial registration of numerous public companies and subsequent SEC quarterly and annual reporting and has developed, authored and presented numerous business plans and models inclusive of budgets, forecasts, cash flow, cash management and investment strategies.

His professional background is extensive. From 2012 to present he has been a Managing Director and CFO of The Mariner Group LLC, which has merged with the CFO Squad, creating a much larger and diverse multi-talented organization. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies (both private and public) in a wide range of businesses and industries. He has been the Chief Financial Officer and a director from 2012 – present of KannaLife Sciences, Inc., a pharmaceutical company specializing in the research and development of novel and new therapeutic agents designed to reduce oxidative stress and act as immune-modulators and neuroprotectants. From 2010-12, he served as Chief Financial Officer of New York Business Efficiency Experts, Inc. which provides professional services in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). He served as a Director (from 2001–2013) and Chief Financial Officer (2001–2010) of StrikeForce Technologies, Inc. Edison, NJ, a manufacturer of proprietary software for the prevention of identity theft and the protection of computer systems from unauthorized access.

Phil Aspin is a dynamic, highly trained and skilled business developer, with a deep understanding of the online market place, online strategy and a flair for innovation. Demonstrable, defined and measurable success in every role to date with a proven track record in generating revenue, hitting targets, driving business goals and managing multi-million dollar projects. Comprehensive experience working in fast paced environments and possessing strong influencing skills at all levels of senior business leaders and stakeholders.

He was the Chief Executive Officer of Click.net from May 2009 – April 2016 (7 years) in Dubai, UAE. He was initially responsible for the startup of Click.net back in 2009, which included facilitating the build of all systems, generation of all legal documentation, corporate site and structuring of the sales and execution strategy. From August 2006 – May 2009, he ran a division of ValueClick Europe, and he held various positions in other entities in the industry starting in 2002. Mr. Aspin is suited to be a director of the Company due to his experience in online marketing.

Brian Fields, 39, Brian Fields has over 15 years of advertising/media experience. Currently (from April 2014 to present), he is the owner of Hoszu Inc. a consultation company dedicated to advertising and media. He is also on the advisory board for Social Nature, a social product sampling community that motivates consumers to buy natural products. Brian is also the co-founder of Urban Fields Inc. a real estate investment company that transforms communities and specializes in Residential/Commercial Leasing.

He was most recently VP of Canada at Silicon Valley based Mode Media (formerly Glam Media), a platform for content discovery, native distribution and advertising (from March 2011 to Dec. 2014). At Mode Media, Brian was responsible for the success of the Canadian office and was also responsible for driving revenue for Emerging Markets including Australia and China.

Brian worked at Mode Media after they had purchased Boxer B-Scene Media where he was Founder and CEO (from February 2005 to March 2011). Prior to starting BBS Media, Brian was Account Planning Manager at Mediacom and serviced BMW / TD and other CPG clients. His advertising career launched at Bates Canada (from May 2003 to Dec 2005), where he planned multimedia channels for Hyundai Automotive Group. Mr. Field is suited to be a director because of his long standing media experience.

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

Phil Aspin was appointed as a director on November 15, 2016 and Brian Fields was appointed as a director on November 17, 2016. Mark Corrao was appointed principal financial officer on November 15, 2016.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our principal executive officer for the years ended December 31, 2016 and 2015.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

Summary Compensation Table for Fiscal 2016 and 2015

Year		Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

David Boulette	2016	$-	$-	$-	$-	$-
Principal Executive Officer, Director	2015	$-	$-	$-	$-	$-
Mark Corrao	2016	$1,000	$-	$-	$-	$1,000
Principal Financial Officer	2015	$-	$-	$-	$-	$-

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2016, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company’s common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Stock(1)

David Boulette	3,000,000	75%

All Executive Officers and Directors as a Group (1 Person)	3,000,000

Principal Shareholder:
Randy Jackson	236,600	6%

(1) Based on 3,992,491 shares outstanding.

Item 13. Certain Relationships and Related Transactions and Director Independence

David Boulette is the majority shareholder of the Company and also serves as its principal executive officer and as a director. During the period ending December 31, 2016, Mr. Boulette contributed capital to the Company by paying for expenses amounting to $50,714.

The Company is not currently required to maintain any independent directors as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely Mr. Boulette would not be considered an independent director if it were to do so.

Item 14. Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit fees. The Company’s current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for 2016 and 2015 for professional services rendered by the independent registered public accounting firm for the audits of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	December 31, 2016	December 31, 2015

Audit-Related Fees	9,000	$5,750

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

Item 15. Exhibits

There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company’s Form 10 are incorporated herein by reference.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302
31.2*	Certification Pursuant to Section 302
32.1*	Certification Pursuant to Section 906
32.2*	Certification Pursuant to Section 906

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

EVERYTHINGAMPED CORPORATION
Formerly Brown Grotto Acquisition Corporation

	By:	/s/ David Boulette
David Boulette
Principal Executive Officer,

	By:	/s/ Mark Corrao
Mark Corrao
Principal Financial and Accounting Officer

Dated: March 30, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	March 30, 2017
David Boulette

/s/ Phil Aspin	Director	March 30, 2017
Phil Aspin

/s/ Brian Fields	Director	March 30, 2017
Brian Fields

