Form 10-Q
period 2017-03-31
EvaMedia Corp
filed 2017-05-19
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-55386

EvaMedia Corp.

(Exact name of registrant as specified in its charter)

EverythingAmped Corporation

(Former Name of Registrant as Specified in its Charter)

Delaware	47-3165462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Broadway – Suite 202

San Francisco, CA 94111

(Address of Principal Executive Offices)

415-361-4046

(Registrant’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 19, 2017, there were 3,500,000 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

EVAMEDIA CORP.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Due from officer	117,192	-

TOTAL CURRENT ASSETS	117,192	-

Intangible assets, net	59,520	-
Security deposit	269
TOTAL ASSETS	$176,981	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,822	$3,636

TOTAL CURRENT LIABILITIES	6,822	3,636

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	350	350
Additional paid-in capital	51,826	51,826
Subscription payable	212,621	-
Accumulated deficit	(94,638)	(55,812)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	170,159	(3,636)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$176,981	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

REVENUE	$-	$-

OPERATING EXPENSES
Professional Fees	-	-
General and administrative expenses	38,826	6,195
TOTAL OPERATING EXPENSES	38,826	6,195

LOSS FROM OPERATIONS	(38,826)	(6,195)

OTHER INCOME (EXPENSE)
	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-

LOSS BEFORE INCOME TAXES	(38,826)	(6,195)

INCOME TAX EXPENSE	-	-

NET LOSS	(38,826)	(6,195)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,500,000	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,826)	$(6,195)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Amortization expense	1,580	-
Expenses paid by officer and contributed as capital	-	8,358
Expenses paid by officer for reduction of amounts due from officer	34,329
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	3,186	(2,163)
Security deposit	(269)	-

NET CASH PROVIDED BY OPERATING ACTIVITIES	-	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription payable for proceeds held in trust by an officer	$212,621	$-
Payment of website development costs from proceeds held in trust by an officer	$61,100	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

Notes to the Unaudited Financial Statements

For the Quarter Ended March 31, 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

EvaMedia Corp., which was named EverythingAmped Corporation (formerly Brown Grotto Acquisition Corporation) until its name was changed by filing of an amendment to its certificate of incorporation in the State of Delaware on April 28, 2017, or the “Company” was incorporated on January 12, 2015 under the laws of the state of Delaware.

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

The Company intends to purchase websites, mobile apps, and a demand side platform. The Company is currently in talks with several companies in order to complete these transactions. Also the Company is actively working on developing several mobile applications using a third party application development firm.

The Company will also attempt to negotiate with a business entity for the combination of that target company with EvaMedia. The combination is expected to take the form of a merger, a stock-for-stock exchange or stock-for-assets exchange.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheet as of March 31, 2017, unaudited condensed statements of operations for the three months ended March 31, 2017 and cash flows for the three months ended March 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements for each of the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying audited condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

EVAMEDIA CORP.

Notes to the Unaudited Financial Statements

For the Quarter Ended March 31, 2017

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of March 31, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2017 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2017, there were no outstanding dilutive securities.

INTANGIBLE ASSETS

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At March 31, 2017, no revision to the remaining amortization period of the intangible assets was made.

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

EVAMEDIA CORP.

Notes to the Unaudited Financial Statements

For the Quarter Ended March 31, 2017

Level 2 inputs are inputs other than quoted prices included within Level 1that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has not generated any revenue since inception to date and has sustained an operating loss of $38,826 for the period ended March 31, 2017. The Company had working capital of $110,370 and an accumulated deficit of $94,638 as of March 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – DUE FROM RELATED PARTY

During the three months ended March 31, 2017, the Company consummated a private placement as a result of which $212,621 was raised through the purchase of restricted shares of the Company’s common stock by third party investors. At the time of the private placement, the Company did not have a bank account open in its name. The proceeds from the private placement were held in an account owned by EverythingAmped, Inc., a private company owned by David Boulette, the Company’s CEO. In addition, all expenses of the Company during the three months ended March 31, 2017, in the amount of $95,429 (comprised of $34,329 in general and administrative expenses and $61,100 in capitalized website development), were paid out of funds held in this account. The total amount due to the Company as of March 31, 2017 is $117,192.

NOTE 4 – WEBSITE DEVELOPMENT COSTS

Intangible assets consisted of the following at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Website development	$61,100	$-
Less: accumulated amortization	(1,580)	-
Total intangible assets, net	$59,520	$-

Amortization expense for the three months ended March 31, 2017 and 2016 was $1,580 and $0 respectively.

NOTE 5 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2017, 3,500,000 shares of common stock and no preferred stock were issued and outstanding.

On February 16, 2017, Company consummated a private placement of 472,491 restricted shares of its common stock to seven accredited investors at a purchase price of $0.45 per share for a total purchase price of $212,621. The Company is in the process of obtaining a transfer agent to issue the shares. As of the date of filing, these shares have not been issued and, and the proceeds of the private placement have been recorded as a subscription payable on the balance sheet.

NOTE 6 – SUBSEQUENT EVENTS

On April 28, 2017, having obtained the consent of its board of directors, the Company filed an amendment to its certificate of corporation in the State of Delaware changing its name from EverythingAmped Corporation to EvaMedia Corp.

Subsequent to March 31, 2017 and through the date of this filing, the CEO paid an additional amount of $44,418 Company expenses, leaving a balance of $72,774 due to the Company. On May 4, 2017, the Company opened a bank account and transferred those funds into the newly opened Company bank account.

On May 4, 2017, the Company entered into a software development agreement with a third party to design, develop and implement software, which is defined as websites, applications, and demand side platform. The agreement has no specified termination date and is cancellable at any time. In consideration for services to be performed, the Company must provide a retainer in the amount of $20,000 that is to be replenished once the billed costs bring the retainer to a level below $1,000. Projects will be billed on a per project basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s principal business objective is to effect the business combination with a target company so as to develop its business plan of an integrated mobile apps web site.

The Company intends to purchase websites, mobile apps, and a demand side platform. The company is currently in talks with several companies in order to complete these transactions. Also the company is actively working on developing several mobile applications using a third party application development firm.

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

No assurances can be given that EvaMedia will be successful in locating or negotiating with any target company.

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

In analyzing prospective business opportunities, EvaMedia may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

Results of Operations

Three Months Ended March 31, 2017 versus March 31, 2016

For the three months ended March 31, 2017 the Company had a net loss of $38,826 with no revenue versus a net loss of $6,195 with no revenue for the three months ended March 31, 2016.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 were $38,826 versus $6,195 for the three months ended March 31, 2016. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Liquidity and Capital Resources

For the three months ended March 31, 2017, the Company had working capital of approximately $110,370 versus a working capital deficit of approximately $3,636 as of December 31, 2016.

For the three months ended March 31, 2017 and 2016, there was no cash provided by operating activities, investing activities or financing activities.

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with EvaMedia.

Off Balance Sheet Arrangements

As of March 31, 2017 there were no off balance sheet arrangements.

Plan of Operations for the Next Twelve Months

Our plan of operations for the next 12 months is as follows:

During 2017, the Company is actively developing itself into an online advertising company. The goal is to offer owned and operated web sites and hundreds of mobile apps. These apps and websites will be integrated exclusively into our own custom Demand Side Platform allowing unparalleled online advertising opportunities to companies of all sizes. In order to accomplish this we are seeking partnership opportunities with existing companies. The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective business opportunities, EvaMedia may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

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

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. During the first three months ending March 31, 2017, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

As of March 31, 2017, we had limited accounting staff limited to our Chief Financial Officer and external consultants. Limited resources in this area do not provide sufficient staffing for internal control purposes. We monitor this situation closely and have ongoing plans to add support as needed in this area when resources permit.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the first quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2017, Company consummated a private placement pursuant to which it sold 472,491 restricted shares of its common stock to seven accredited investors at a purchase price of $0.45 per share for a total purchase price of $212,621. The Company is in the process of obtaining a transfer agent to issue the shares. As of the date of filing, these shares have not been issued and, and the proceeds of the private placement have been recorded as a subscription payable on the balance sheet. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

EVAMEDIA CORP. f/k/a EVERYTHINGAMPED CORPORATION

	By:	/s/ David Boulette
David Boulette
Principal Executive Officer

	By:	/s/ Mark Corrao
Mark Corrao
Principal Financial and Accounting Officer

Dated: May 19, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	May 19, 2017
David Boulette

/s/ Phil Aspin	Director	May 19, 2017
Phil Aspin

/s/ Brian Fields	Director	May 19, 2017
Brian Fields

