Form 10-Q
period 2017-09-30
EvaMedia Corp
filed 2017-11-20
CIK 1634413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 20, 2017, there were 3,972,491 shares issued and outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

EVAMEDIA CORP.

(formerly known as EverythingAmped Corporation)

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

Intangible assets, net	88,010	-
Security deposit	269
TOTAL ASSETS	$88,279	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,274	$3,636
Due to related party	15,763	-

TOTAL CURRENT LIABILITIES	29,037	3,636

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,972,491 shares issued and outstanding as of September 30, 2017 and 3,500,000 shares issued and outstanding as of December 31, 2016, respectively	397	350
Additional paid-in capital	264,399	51,826
Subscription payable	-	-
Accumulated deficit	(205,554)	(55,812)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	59,242	(3,636)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$88,279	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

(formerly known as EverythingAmped Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	22,300	-	74,650	-
Amortization expense	8,860	-	17,440	-
General and administrative expenses	7,416	23,719	57,652	35,109
TOTAL OPERATING EXPENSES	38,576	23,719	149,742	35,109

LOSS FROM OPERATIONS	(38,576)	(23,719)	(149,742)	(35,109)

OTHER INCOME (EXPENSE)
	-	-	-	-
TOTAL OTHER INCOME (EXPENSE)	-	-	-	-

LOSS BEFORE INCOME TAXES	(38,576)	(23,719)	(149,742)	(35,109)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(38,576)	(23,719)	(149,742)	(35,109)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,665,948	3,500,000	3,555,924	3,500,000

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

(formerly known as EverythingAmped Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(149,742)	$(35,109)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Amortization expense	17,440	-
Expenses paid by officer and contributed as capital	-	35,772
Expenses paid by officer for reduction of amounts due from officer	(84,650)	-
Changes in Assets and Liabilities:
Accounts payable and accrued expenses	9,637	(663)
Security deposit	(269)	-
NET CASH USED IN OPERATING ACTIVITIES	(207,584)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for website development costs	(20,800)	-
NET CASH USED IN INVESTING ACTIVITIES	(20,800)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from officer	22,763	-
Payment of loan from officer	(7,000)
Porceeds from sale of common stock	212,621	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	228,384	-

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Payment from funds held in trust by an officer of website development costs	$84,650	$-

The accompanying notes are an integral part of these unaudited financial statements.

EVAMEDIA CORP.

(Formerly EverythingAmped Corp.)

Notes to the Unaudited Financial Statements

For the Period Ended September 30, 2017

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

We are a technology company that has developed a cross channel advertising platform built on top of a big data driven predictive modeling and artificial intelligence layer. We have coupled this technology to our mood targeting platform that takes the predictive modeling one step further by incorporating the current mood of each person behind each impression. Our technology is designed to analyze billions of pieces of information real time in order to determine if an impression has the potential to achieve a conversation for an advertiser. This marketing space is called programmatic ad buying. Advertisers are moving their budgets from traditional ad buying to the programmatic space in order to automate their ad buying needs. (http://www.adweek.com/digital/marketers-are-investing-heavily-in-programmatic-advertising-report/). We have positioned our platform to achieve more for less compared to our competitors.

In July 2017, we began revenue generating activities and are generating our first revenues in the fourth quarter of 2017, with our first receivables expected to be collected in January 2018. Our current and potential clients include: Madrivo, Admedia, Rhythmone, Altitude-digital, beachfront media and Q1 media, which are all digital media firms for which we provide technology platforms. To date, we have insertion orders to generate revenue from our video, mobile, and display traffic.

Activities which have taken place in the fourth quarter of 2017 include:

- began running ebay ads on the websites the company owns. Ebay is paying us a flat rate of $0.30 a click.

- began running ads from Sortbale Inc. on the websites the Company owns. They are paying on varying price per click bases.

- began purchasing traffic from Genesis Media.

- began running video ads from Zippor on the Genesis Media traffic.

Revenue generated generally is paid 90 days after generated, so revenues from October 2017 will be paid in January 2018.

BASIS OF PRESENTATION

The accompanying unaudited condensed balance sheet as of September 30, 2017, unaudited condensed statements of operations for the three and nine months ended September 30, 2017 and cash flows for the nine months ended September 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other period. These unaudited condensed financial statements and notes should be read in conjunction with the financial statements for each of the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K. The accompanying audited condensed balance sheet as of December 31, 2016 has been derived from the audited financial statements filed in our Form 10-K and is included for comparison purposes in the accompanying balance sheet.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2017.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2017.

EVAMEDIA CORP.

(Formerly EverythingAmped Corp.)

Notes to the Unaudited Financial Statements

For the Period Ended September 30, 2017

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

REVENUE RECOGNITION

In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (codified in ASC 605), the Company intends to recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company intends to recognize revenue in the period in which the sale occurs and the term has begun. As of September 30, 2017, there has been no revenue recorded under this policy.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2017, there were no outstanding dilutive securities.

INTANGIBLE ASSETS

Intangible assets with definite useful lives are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives. The Company uses a useful life of 3 years for website development. The Company evaluates the remaining useful life of intangible assets annually to determine whether events and circumstances warrant a revision to the remaining amortization period. If the estimate of the intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over that revised remaining useful life. At September 30, 2017, no revision to the remaining amortization period of the intangible assets was made.

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

EVAMEDIA CORP.

(Formerly EverythingAmped Corp.)

Notes to the Unaudited Financial Statements

For the Period Ended September 30, 2017

NOTE 2 - GOING CONCERN

The Company has not generated any revenue since inception to date and has sustained an operating loss of $149,742 for the period ended September 30, 2017. The Company had a working capital deficit of $29,037 and an accumulated deficit of $205,554 as of September 30, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 – DUE TO RELATED PARTY

Due to related party represents unsecured advances made by David Boulette, the Company’s CEO, for operating expenses on behalf of the Company such as payment of professional fees. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed to Mr. Boulette at September 30, 2017 and September 30, 2016 is $15,763 and $0, respectively.

NOTE 4 – WEBSITE DEVELOPMENT COSTS

Intangible assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Website development	$105,450	$-
Less: accumulated amortization	(17,440)	-
Total intangible assets, net	$88,010	$-

Amortization expense for the nine months ended September 30, 2017 and 2016 was $17,440 and $0 respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2017, 3,972,491 shares of common stock and no preferred stock were issued and outstanding.

On February 16, 2017, the Company consummated a private placement of 472,491 restricted shares of its common stock, issued on August 30, 2017, to seven accredited third party investors at a purchase price of $0.45 per share for a total purchase price of $212,621. At the time of the private placement, the Company did not have a bank account open in its name. The proceeds from the private placement were held in an account owned by EverythingAmped, Inc., a private company owned by David Boulette, the Company’s CEO. In addition, all expenses of the Company from January 1, 2017 through May 11, 2017, in the amount of $139,847 (comprised of $55,197 in general and administrative expenses and $84,650 in capitalized website development), were paid out of funds held in this account. On May 4, 2017, the Company opened a bank account and on May 12, 2017 a net total of $72,774 was transferred from the EverythingAmped bank account into the Company’s bank account. All expenses from May 12, 2017 forward have been paid from the Company’s bank account.

EVAMEDIA CORP.

(Formerly EverythingAmped Corp.)

Notes to the Unaudited Financial Statements

For the Period Ended September 30, 2017

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On May 4, 2017, the Company entered into a software development agreement with a third party to design, develop and implement software, which is defined as websites, applications, and demand side platform. The agreement has no specified termination date and is cancellable at any time. As consideration for services to be performed, the Company must provide a retainer in the amount of $20,000 that is to be replenished once the billed costs bring the retainer to a level below $1,000. Projects will be billed on a per project basis. As of September 30, 2017, the retainer has not been paid.

Effective July 7, 2017, the Company entered into a real-time bidding agreement with an undefined term with a third party. Pursuant to the agreement, the Company is provided access to the third party’s marketplace for the purposes of bidding for inventory within that marketplace and receiving reports of advertising requests, impressions and other data related to the delivery of ads through the same marketplace. The Company will pay the third party the auction clearing price, which is capped at the max bid. If during any one-year period, the Company spends less than $5,000 per month, the Company’s account can be deactivated for low activity without terminating the agreement. The Company may seek to reactivate the account at the third party’s sole discretion. If the account is deactivated for more than three consecutive months, the third party has the right to terminate the agreement. As of September 30, 2017, the account is still active.

Effective July 27, 2017, the Company entered into a platform agreement with a third party. Either party may terminate this agreement at any time with 30 days written notice. Pursuant to the agreement, the Company will be provided access to the third party’s smart meta mobile advertising exchange platform and service to place advertising on mobile applications and websites using a real-time bidding mechanism. As consideration for services, the Company will be billed on a monthly basis based on the number of advertisements purchased during the prior month. As of September 30, 2017, there has been no activity.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events from the balance sheet date through the date the financials were issued and determined that there were no additional items to disclose.

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

We are a technology company that has developed a cross channel advertising platform built on top of a big data driven predictive modeling and artificial intelligence layer. We have coupled this technology to our mood targeting platform that takes the predictive modeling one step further by incorporating the current mood of each person behind each impression. Our technology is designed to analyze billions of pieces of information real time in order to determine if an impression has the potential to achieve a conversation for an advertiser. This marketing space is called programmatic ad buying. Advertisers are moving their budgets from traditional ad buying to the programmatic space in order to automate their ad buying needs. (http://www.adweek.com/digital/marketers-are-investing-heavily-in-programmatic-advertising-report/). We have positioned our platform to achieve more for less compared to our competitors.

In July 2017, we began revenue generating activities and are generating our first revenues in the fourth quarter of 2017, with our first receivables expected to be collected in January 2018. Our current and potential clients include: Madrivo, Admedia, Rhythmone, Altitude-digital, beachfront media and Q1 media, which are all digital media firms for which we provide technology platforms. To date, we have insertion orders to generate revenue from our video, mobile, and display traffic.

Activities which have taken place in the fourth quarter of 2017 include:

- began running ebay ads on the websites the company owns. Ebay is paying us a flat rate of $0.30 a click.

- began running ads from Sortbale Inc. on the websites the Company owns. They are paying on varying price per click bases.

- began purchasing traffic from Genesis Media.

- began running video ads from Zippor on the Genesis Media traffic.

Revenue generated generally is paid 90 days after generated, so revenues from October 2017 will be paid in January 2018.

Results of Operations

Three Months Ended September 30, 2017 versus September 30, 2016

For the three months ended September 30, 2017 the Company had a net loss of $38,576 with no revenue versus a net loss of $23,719 with no revenue for the three months ended September 30, 2016.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the three months ended September 30, 2017 were $38,576 versus $23,719 for the three months ended September 30, 2016. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Nine Months Ended September 30, 2017 versus September 30, 2016

For the nine months ended September 30, 2017 the Company had a net loss of $149,742 with no revenue versus a net loss of $35,109 with no revenue for the nine months ended September 30, 2016.

Revenue

The Company has not generated revenues since its inception.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2017 were $149,742 versus $35,109 for the nine months ended September 30, 2016. The increase in expenses is due to the costs associated with preparing the Company’s quarterly financial statements and the legal expenses associated with the reporting requirements of public companies.

Liquidity and Capital Resources

As of September 30, 2017, the Company had a working capital deficit of $29,037 versus a working capital deficit of $3,636 as of December 31, 2016.

Net Cash Used in Operating Activities

Net cash used in operations was $207,584 for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016. The increase was primarily attributable to the Company opening up a bank account in the nine months ended September 30, 2017. In the nine months ended September 30, 2016, the CEO paid all expenses as a capital contribution to the Company.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended September 30, 2017 was $20,800 compared to $0 for the nine months ended September 30, 2016. The Company paid $20,800 for website development costs in the nine months ended September 30, 2017.

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 was $228,384 compared to $0 for the nine months ended September 30, 2016. This increase is primarily attributed to the proceeds from the stock subscription of $212,621 in the nine months ended September 30, 2017.

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

Off Balance Sheet Arrangements

As of September 30, 2017 there were no off balance sheet arrangements.

Plan of Operations for the Next Twelve Months

Our plan of operations for the next 12 months is as follows:

During 2017, the Company is actively pursuing online advertising business. The goal is to offer owned and operated web sites and hundreds of mobile apps. These apps and websites will be integrated exclusively into our own custom Demand Side Platform allowing online advertising opportunities to companies of all sizes. In order to accomplish this we are seeking partnership opportunities with existing companies. The most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

Critical Accounting Policies, Judgments and Estimates

Our significant accounting policies are fundamental to understanding our results of operations and financial condition. Some accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies are described in “Critical Accounting Policies, Judgments and Estimates” and Note 2 (Accounting Policies) to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016. During the first nine months ending September 30, 2017, there have been no modifications to our Accounting Policies as defined in Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures. We have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

As of September 30, 2017, we had limited accounting staff limited to our Chief Financial Officer and external consultants. Limited resources in this area do not provide sufficient staffing for internal control purposes. We monitor this situation closely and have ongoing plans to add support as needed in this area when resources permit.

Internal Controls Over Financial Reporting. No change occurred in our internal control over financial reporting during the third quarter of 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 16, 2017, Company consummated a private placement pursuant to which it sold 472,491 restricted shares of its common stock to seven accredited investors at a purchase price of $0.45 per share for a total purchase price of $212,621. The stock was issued on August 30, 2017, but was deemed issued to the investors as of the date of closing. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

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

Dated: November 20, 2017

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ David Boulette	Director	November 20, 2017
David Boulette

/s/ Phil Aspin	Director	November 20, 2017
Phil Aspin

/s/ Brian Fields	Director	November 20, 2017
Brian Fields

